Form 10-K/A
period 2002-12-31
MMCA AUTO OWNER TRUST 2002-2; MMCA AUTO RECEIVABLES TRUST
filed 2004-05-14
CIK 1169373, 1093370

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-K

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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

         Indicate the number of shares outstanding of the registrant's classes of common stock, as of the last practicable date: NONE

         Documents incorporated by reference: NONE

-------------------------------------------------------------------------------

                                EXPLANATORY NOTE

         This amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2002, as initially filed with the Securities and Exchange Commission on March 31, 2003 is being filed to include revised Exhibits 99.1 and 99.2.
-------------------------------------------------------------------------------


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


Date:   May 14, 2004


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